Form 10-K
period 1996-12-31
DEUTSCHE FLOORPLAN RECEIVABLES L P
filed 1997-03-27
CIK 914063

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

Commission File Number 033-70814

FORM 10-K

Mark One

[X] 	ANNUAL REPORT PURSUANT TO SECTION 13 OF
     THE SECURITIES EXCHANGE ACT OF 	1934

For the Fiscal Year Ended December 31, 1996

OR

[ ] 	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
     THE SECURITIES 	EXCHANGE ACT OF 1934

DEUTSCHE FLOORPLAN RECEIVABLES, L.P.

State of Organization - Delaware
I.R.S. Employer Identification Number - 88-0310100

Principal Executive Offices
655 Maryville Centre Drive
St. Louis, Mo. 63141-5832
Telephone Number:  (314) 523-3000

Securities registered pursuant to Section 12(b) of the Act:  None

Securities registered pursuant to Section 12(g) of the Act:  None

Indicate by a check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act 1934 during the preceding 12 months, and (2) has been subject to such filing
requirements for the past 90 days.  Yes  X    No ___.

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

As of March 15, 1997 the Registrant was controlled by its General Partner, Deutsche Floorplan Receivables, Inc., a Nevada corporation.

TABLE OF CONTENTS

PART		ITEM

  I		1.		Business
   		2. **
	   	3. *		Legal Proceedings
		   4. *		Submission of Matters to a Vote of Security Holders
 II		5. *		Market for Registrant's Common Equity and Related
      					Stockholder Matters
		   6. **
		   7. **
		   8. **
		   9. **
III		10. **
   		11. **
		   12. **
   		13. **
 IV		14. *		Exhibits, Financial Statements, Schedules	and Reports
        				on Form 8-K

 				Signatures
	 			Exhibit Index

* Item prepared in compliance with Exemption Request Letters of April 25, 1994 and June 30, 1994 as provided in the July 1, 1994 response letter from the Office of Chief Counsel, Division of Corporate Finance, United States Securities and Exchange Commission, addressed to Registrant as ITT Floorplan Receivables, L.P., which name was changed to Deutsche Floorplan Receivables, L.P.

** Omitted pursuant to Exemption Request Letters noted in previous [*] footnotes.

PART I

Item 1.

Business.

The Registrant is a limited partnership of which Deutsche Floorplan Receivables, Inc. (formerly ITT Floorplan Receivables, Inc.), ("DFLP") a Nevada corporation is the general partner and Deutsche Financial Services Corporation (formerly ITT Commercial Finance Corp.) ("DFSC") a Nevada corporation is the limited partner. The Registrant was organized for limited purposes, which include purchasing of receivables from DFSC and its affiliates and transferring such receivables to third parties and any activities necessary or convenient for the accomplishment of such purposes.

In accordance with such business purposes, the Registrant has formed Deutsche Floorplan Receivables Master Trust, (formerly ITT Floorplan Receivables Master Trust) ("Trust") pursuant to a Pooling and Servicing Agreement, dated as of December 1, 1993, as amended and restated as of March 1, 1994 as further amended as of January 24, 1996 and as amended and restated as of October 1, 1996, among the Registrant as Seller, DFSC, as Servicer, and
The Chase Manhattan Bank (formerly Chemical Bank), as Trustee.
The Trust assets include receivables generated from time to time in a portfolio of revolving financing arrangements among DFSC and its affiliates with certain dealers and manufacturers to finance their inventory and accounts receivables. The Trust, in turn offers from time to time certificates representing undivided interests in the assets contained in the Trust. As of December 31, 1996 the Trust had $2,031,747,000.00 of such certificates outstanding bearing identifications as follows:

Floating Rate Asset Backed Certificates, Series 1994-1 aggregating
    	$1,000,000,000.00
Floating Rate Asset Backed Certificates, Series 1996-1 Class A aggregating
    	$1,000,000,000.00
Floating Rate Asset Backed Certificates, Series 1996-1 Class B aggregating
    	$   31,747,000.00
Total Outstanding
    	$2,031,747,000.00

Item 3.

Legal Proceedings.*

None

Item 4.

Submission of Matters to a Vote of Security Holders.*

None

PART II

Item 5.

Market for Registrant's Common Equity and Related Stockholder Matters.*

Registrant, on behalf of the Partnership reports that each series of certificates issued by the trust is held by one (1) registered holder. There remains outstanding $2,031,747,000.00 of various series of Certificates, each of which have no principal market.

PART IV

Item 14.

Exhibits, Financial Statement Schedules, and Reports on Form 8-K.*

(a) Financial Statements.

The Partnership includes as exhibits hereto the Annual Accountant's Statement with respect to all series of Certificates issued and outstanding by Deutsche Floorplan Receivables Master Trust.

(b) Reports on Form 8-K.

The Partnership has filed reports on Form 8-K for each month commencing January 1996 and ending October 1996 reporting Item 5. Other Events and including therewith as an exhibit, the Distribution Date Statement for the prior month's Collection Period with respect to the Series 1994-1 Certificates issued and outstanding by Deutsche Floorplan Receivables Master Trust.

Similarly, the Partnership has filed reports on Form 8-K for the months of November 1996, December 1996 and January 1997 reporting Item 5. Other Events and including therewith as an exhibit, the Distribution Date Statement for the prior month's Collection Period with respect to (i) the Series 1994-1 Certificates, (ii) the Series1996-1, Class A Certificates, and (iii) the Series 1996-1, Class B Certificates, all of which remain issued and outstanding by Deutsche Floorplan Receivables Master Trust.

In addition, for the months of November 1996 and December 1996, under Item 5. Other Events, the Partnership reported in Form 8-K, certain specified distributions to Certificateholders made during such month. Included with each Form 8-K, the Partnership filed as exhibits thereto copies of the monthly Certificateholders' Statements required for such distributions.

SIGNATURES

Pursuant to the requirements of Section 13 of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

DEUTSCHE FLOORPLAN RECEIVABLES, L.P.

By:   Deutsche Floorplan Receivables, Inc.
      Its General Partner

By:   Richard H. Schumacher
	     President and Treasurer

Date:	March 26, 1997

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature/Title					                   Date

/s/ George J. Solovic                  March 26, 1997
Senior Vice President & Controller
Deutsche Floorplan Receivables, Inc.,
General Partner

/s/ Richard C. Goldman        				     March 26, 1997
Director
Deutsche Floorplan Receivables, Inc.,
General Partner

/s/ C. Don Brown			                   	March 26, 1997
Director
Deutsche Floorplan Receivables, Inc.,
General Partner

/s/ Phil Stout		                    			March 26, 1997
Director
Deutsche Floorplan Receivables, Inc.,
General Partner

EXHIBIT INDEX

                                                    Incorporated by reference
                                                    to		Exhibit in Registration
No.  Title                                          Statement Number 333-10943

 2	  Plan of acquisition, reorganization,
	    arrangement, liquidation or succession	        Not Applicable

 3	  Agreement of Limited Partnership of
	    Registrant						                               Exhibit 3.1

 4	  Instruments defining the rights of
	    security holders, including indentures        	Exhibits 4.1 & 4.2

 9	  Voting trust agreements				                    Not Applicable

10	  Material Contracts				                         Exhibit 10.1

11	  Statement re computation of
	    per share earnings				                         Not Applicable

12	  Statement re computation of ratios		           Not Applicable

13	  Annual report of security holders,
	    Form 10-Q or quarterly reports
	    to security holders				                        None

16	  Letter re change in certifying		               None
	    accountant

18	  Letter re changes in accounting
	    principles						                               None

21	  Subsidiaries of Registrant			                  Not Applicable

22	  Published report regarding matters
	    submitted to vote of security holders	         None

23	  Consents of experts and counsel		              Not Applicable

24	  Power of attorney					                         Not Applicable

27	  Financial Data Schedule				                    Not Applicable

28	  Information from reports furnished to
	    state insurance regulatory authorities	        Not Applicable

99	  Additional Exhibits				                        Filed Herewith
	    (i)  Accountants' Annual Report		              as EX-1