Form 10-K
period 1997-12-31
DEUTSCHE FLOORPLAN RECEIVABLES L P
filed 1998-03-27
CIK 914063

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

Commission File Number 033-70814

FORM 10-K

Mark One

[X] 	ANNUAL REPORT PURSUANT TO SECTION 13 OF THE SECURITIES EXCHANGE
    	ACT OF 1934

For the Fiscal Year Ended December 31, 1997

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

As of March 16, 1998 the Registrant was controlled by its General Partner, Deutsche Floorplan Receivables, Inc., a Nevada corporation.

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

PART I

Item 1.

Business.

The Registrant is a limited partnership of which Deutsche Floorplan Receivables, Inc. (formerly ITT Floorplan Receivables, Inc.), ("DFLP") a Nevada corporation is the general partner and Deutsche Financial Services Corporation (formerly ITT Commercial Finance Corp.) ("DFSC") a Nevada corporation is the limited partner. The Registrant was organized for limited purposes, which include purchasing of receivables from DFSC and its affiliates and transferring such receivables to third parties and any activities convenient for the accomplishment of such purposes.

In accordance with such business purposes, the Registrant has formed Deutsche Floorplan Receivables Master Trust, (formerly ITT Floorplan Receivables Master Trust) ("Trust") pursuant to a Pooling and Servicing Agreement, dated as of December 1, 1993, as amended and restated as of March 1, 1994 as further amended as of January 24, 1996 and as amended and restated as of October 1, 1996, among the Registrant as Seller, DFSC, as Servicer, and The Chase Manhattan Bank (formerly Chemical Bank), as Trustee. The Trust assets include receivables generated from time to time in a portfolio of revolving financing arrangements among DFSC and its affiliates with certain dealers and manufacturers to finance their inventory and accounts receivables. The Trust, in turn offers from time to time certificates representing undivided interests in the assets contained in the Trust. As of December 31, 1997 the Trust had $2,031,747,000.00 of such certificates outstanding bearing identifications as follows:

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

(b) Reports on Form 8-K.

The Partnership has filed reports on Form 8-K for each month commencing January 1997 and ending December 1997 reporting Item 5. Other Events and including therewith as an exhibit, the Distribution Date Statement for the prior month's Collection Period with respect to ( i) the Series 1994-1 Certificates, (ii) the Series 1996-1, Class A Certificates, and (iii) the Series 1996-1, Class B Certificates, all of which remain issued and outstanding by Deutsche Floorplan Receivables Master Trust.

In addition, under Item 5. Other Events, the Partnership reported in
Form 8-K, certain specified distributions to Certificateholders made during such month. Included with each Form 8-K, the Partnership filed as exhibits thereto copies of the monthly Certificateholders' Statements required for such distributions.

SIGNATURES

Pursuant to the requirements of Section 13 of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

DEUTSCHE FLOORPLAN RECEIVABLES, L.P.

By:  	Deutsche Floorplan Receivables, Inc.
     	Its General Partner

By:  	/s/ Richard H. Schumacher
     	Richard H. Schumacher
     	President and Treasurer

     	March 25, 1998

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature/Title				                         	Date

/s/ George J. Solovic				                    March 25, 1998
(George J. Solovic)
Senior Vice President & Controller
Deutsche Floorplan Receivables, Inc.,
General Partner

/s/ Richard C. Goldman 				                  March 27, 1998
(Richard C. Goldman)
Director
Deutsche Floorplan Receivables, Inc.,
General Partner

/s/ C. Don Brown					                        March 27, 1998
(C. Don Brown)
Director
Deutsche Floorplan Receivables, Inc.,
General Partner

/s/ Phil Stout					                          March 27, 1998
(Phil Stout)
Director
Deutsche Floorplan Receivables, Inc.,
General Partner


EXHIBIT INDEX

							                                          Incorporated by reference to
Exhibit						                                    Exhibit in Registration
Number		Title				                                Statement Number 333-10943


 2	     Plan of acquisition, reorganization,
	       arrangement, liquidation or succession	          Not Applicable

 3     	Agreement of Limited Partnership of
	       Registrant						                                 Exhibit 3.1

 4	     Instruments defining the rights of
	       security holders, including indentures	          Exhibits 4.1 & 4.2

 9	     Voting trust agreements				                      Not Applicable

10	     Material Contracts				                           Exhibit 10.1

11	     Statement re computation of
       	per share earnings				                           Not Applicable

12	     Statement re computation of ratios		             Not Applicable

13	     Annual report of security holders,
	       Form 10-Q or quarterly reports
	       to security holders				                          None

16	     Letter re change in certifying		                 None
	       accountant

18	     Letter re changes in accounting
	       principles						                                 None

21	     Subsidiaries of Registrant			                    Not Applicable

22	     Published report regarding matters
	       submitted to vote of security holders	           None

23	     Consents of experts and counsel		                Not Applicable

24	     Power of attorney					                           Not Applicable

27     	Financial Data Schedule				                      Not Applicable

99	     Additional Exhibits				                          Filed Herewith
	       (i)  Accountants' Annual Report