Form 10-K
period 1999-12-31
DEUTSCHE FLOORPLAN RECEIVABLES L P
filed 2000-03-22
CIK 914063

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

Commission File Number 033-70814

FORM 10-K

Mark One

[X] 	ANNUAL REPORT PURSUANT TO SECTION 13 OF THE SECURITIES EXCHANGE	ACT
     OF 1934

For the Fiscal Year Ended December 31, 1999

OR

[ ] 	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE 	SECURITIES
    	EXCHANGE ACT OF 1934

DEUTSCHE FLOORPLAN RECEIVABLES, L.P.

State of Organization - Delaware
I.R.S. Employer Identification Number  88-0310100

Principal Executive Offices
655 Maryville Centre Drive
St. Louis, Mo. 63141-5832
Telephone Number:  (314) 523-3000

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

As of March 15, 2000 the Registrant was controlled by its General Partner, Deutsche Floorplan Receivables, Inc., a Nevada corporation.

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

In accordance with such business purposes, the Registrant has formed Deutsche Floorplan Receivables Master Trust, (formerly ITT Floorplan Receivables
Master Trust) ("Trust") pursuant to a Pooling and Servicing Agreement, dated as of December 1, 1993, as amended and restated as of March 1, 1994 as further amended as of January 24, 1996 and as amended and restated as of October 1, 1996, and as amended and restated as of June 1, 1999 among the Registrant as Seller, DFSC, as Servicer, and The
Chase Manhattan Bank (formerly Chemical Bank), as Trustee.
The Trust assets include receivables generated from time to time in a portfolio of revolving financing arrangements among DFSC and its affiliates with certain dealers and manufacturers to finance their inventory and accounts receivables. The Trust, in turn offers from time to time certificates representing undivided interests in the assets contained in the Trust. As of December 31, 1999 the Trust had no certificates outstanding which previously bore identifications as follows:

Floating Rate Asset Backed Certificates, Series 1994-1 aggregating          $-0-
Floating Rate Asset Backed Certificates, Series 1996-1 Class A aggregating $-0-Floating Rate Asset Backed Certificates, Series 1996-1 Class B aggregating $-0-

Total Outstanding . . . . . . . . . . . . . . . . . . . . . . . . . . . .   $-0-

Item 3.
Legal Proceedings.*

None

Item 4.
Submission of Matters to a Vote of Security Holders.*

None

PART II

Item 5.
Market for Registrant's Common Equity and Related Stockholder Matters.*

Registrant, on behalf of the Partnership reports that each series of certificates issued by the trust is held by one (1) registered holder. There remains outstanding $-0- of various series of Certificates, each of which have no principal market.

PART IV

Item 14.
Exhibits, Financial Statement Schedules, and Reports on Form 8-K.*

(a) Financial Statements.

The Partnership includes as exhibits hereto the Annual Accountant's Statement with respect to all series of Certificates issued and outstanding by Distribution Financial Services Floorplan Master Trust.

(b) Reports on Form 8-K.

The Partnership has filed reports on Form 8-K for each month commencing January 1999 and ending December 1999 reporting Item 5. Other Events and including therewith as an exhibit, the Distribution Date Statement for the prior month's Collection Period with respect to ( i) the Series 1994-1 Certificates, (ii) the Series 1996-1, Class A Certificates, and (iii) the Series 1996-1, Class B Certificates, all of which are no longer outstanding by Distribution Financial Services Floorplan Master Trust.

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


DEUTSCHE FLOORPLAN RECEIVABLES, L.P.

By:  	Deutsche Floorplan Receivables, Inc.
     	Its General Partner

By:  	/s/ Stephen J. Gentry
     	Senior Vice President and Controller

      March 14, 2000

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature/Title				                        	Date


/s/ Stephen J. Gentry 			                   March 14, 2000
Senior Vice President & Controller
Deutsche Floorplan Receivables, Inc.,
General Partner

/s/ Richard C. Goldman				                  March 14, 2000
Senior Vice President & Secretary
Director
Deutsche Floorplan Receivables, Inc.,
General Partner

/s/ C. Don Brown					                       March 22, 2000
Director
Deutsche Floorplan Receivables, Inc.,
General Partner

/s/ Phil Stout					                         March 22, 2000
Director
Deutsche Floorplan Receivables, Inc.,
General Partner

EXHIBIT INDEX

                                       							   Incorporated by reference to
Exhibit						                                    Exhibit in Registration
Number		Title				                                Statement Number 333-10943


 2	     Plan of acquisition, reorganization,
	       arrangement, liquidation or succession	  Not Applicable

 3	     Agreement of Limited Partnership of
       	Registrant						                         Exhibit 3.1

 4     	Instruments defining the rights of
	       security holders, including indentures	  Exhibits 4.1 & 4.2

 9	     Voting trust agreements				              Not Applicable

10	     Material Contracts				                   Exhibit 10.1

11	     Statement re computation of
       	per share earnings				                   Not Applicable

12	     Statement re computation of ratios		     Not Applicable

13	     Annual report of security holders,
	       Form 10-Q or quarterly reports
       	to security holders				                  None

16	     Letter re change in certifying		         None
        accountant

18	     Letter re changes in accounting
	       principles						                         None

21	     Subsidiaries of Registrant			            Not Applicable

22	     Published report regarding matters
	       submitted to vote of security holders	   None

23	     Consents of experts and counsel		        Not Applicable

24	     Power of attorney					                   Not Applicable

27	     Financial Data Schedule				              Not Applicable

99	     Additional Exhibits				                  Filed Herewith
       	(i)  Accountants' Annual Report
       (ii)  Management's Report on Compliance