Form 10-K
period 2000-12-31
DEUTSCHE FLOORPLAN RECEIVABLES L P
filed 2001-03-21
CIK 914063

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

Commission File Number 033-70814

FORM 10-K

Mark One

[X] 	ANNUAL REPORT PURSUANT TO SECTION 13 OF THE SECURITIES EXCHANGE	ACT
     OF 1934

For the Fiscal Year Ended December 31, 2000

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

As of March 15, 2001 the Registrant was controlled by its General Partner, Deutsche Floorplan Receivables, Inc., a Nevada corporation.

TABLE OF CONTENTS

PART		ITEM

  I		1.		  Business
   		2. **
	   	3. *		Legal Proceedings
   		4. *		Submission of Matters to a Vote of Security	Holders

 II		5. *		Market for Registrant's Common Equity and
      					Related Stockholder Matters
		   6. **
		   7. **
     7A.**
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

In accordance with such business purposes, the Registrant has formed Deutsche Floorplan Receivables Master Trust, (formerly ITT Floorplan Receivables
Master Trust) ("Trust") pursuant to a Pooling and Servicing Agreement, dated as of December 1, 1993, an amended and restated Pooling and Servicing Agreement dated as of April 1, 1994 an amemdment dated as of January 24, 1996 to the Pooling and Servicing Agreement and an amended and restated Pooling and Servicing Agreement dated as of October 1, 1996, and as amended and restated as of April 1, 2000 among the Registrant as Seller, DFSC, as Servicer, and The Chase Manhattan Bank (formerly Chemical Bank), as Trustee.
The Trust assets include receivables generated from time to time in a portfolio of revolving financing arrangements among DFSC and its affiliates with certain dealers and manufacturers to finance their inventory and accounts receivables. The Trust, in turn offers from time to time certificates representing undivided interests in the assets contained in the Trust. As of December 31, 2000 the Trust had no certificates outstanding which previously bore identifications as follows:

Floating Rate Asset Backed Certificates, Series 2000-1 Class A aggregating
     $1,193,750,000.00
Floating Rate Asset Backed Certificates, Series 2000-1 Class B aggregating
     $37,500,000.00
Floating Rate Asset Backed Certificates, Series 2000-1 Class C aggregating
     $18,750,000.00
Floating Rate Asset Backed Certificates, Series 2000-2 Class A aggregating
     $477,500,000.00
Floating Rate Asset Backed Certificates, Series 2000-2 Class B aggregating
     $15,000,000.00
Floating Rate Asset Backed Certificates, Series 2000-2 Class C aggregating
     $7,500,000.00
Floating Rate Asset Backed Certificates, Series 2000-3 Class A aggregating
     $1,193,750,000.00
Floating Rate Asset Backed Certificates, Series 2000-3 Class B aggregating
     $37,500,000.00
Floating Rate Asset Backed Certificates, Series 2000-3 Class C aggregating
     $18,750,000.00

Total Outstanding = $3,000,000,000.00

Item 3.
Legal Proceedings.*

None

Item 4.
Submission of Matters to a Vote of Security Holders.*

None

PART II

Item 5.
Market for Registrant's Common Equity and Related Stockholder Matters.*

PART IV

Item 14.
Exhibits, Financial Statement Schedules, and Reports on Form 8-K.*

(a) Financial Statements.

The Partnership includes as exhibits hereto the Independent Accountants' Statement with respect to all series of Certificates issued and outstanding by Distribution Financial Services Floorplan Master Trust.

(b) Reports on Form 8-K.

The Partnership has filed reports on Form 8-K for each month commencing April 2000 reporting Item 5. Other Events and including therewith as an exhibit, the Distribution Date Statement for the prior month's Collection Period with respect to ( i) the Series 2000-1 Class A, B & C Certificates, (ii) the Series 2000-2, Class A, B & C Certificates, and (iii) the Series 2000-3, Class A, B & C Certificates, all of which have been outstanding during such reporting periods by Distribution Financial Services Floorplan Master Trust.

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


DEUTSCHE FLOORPLAN RECEIVABLES, L.P.

By:  	Deutsche Floorplan Receivables, Inc.
     	Its General Partner

By:  	/s/ W. Steven Culp
     	Controller

      March 21, 2001

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature/Title				                        	Date


/s/ W. Steven Culp 			                      March 21, 2001
Controller
Deutsche Floorplan Receivables, Inc.,
General Partner

/s/ Richard C. Goldman				                  March 21, 2001
Senior Vice President, Secretary
Director
Deutsche Floorplan Receivables, Inc.,
General Partner

/s/ C. Don Brown					                       March 21, 2001
Director
Deutsche Floorplan Receivables, Inc.,
General Partner

/s/ Phil Stout					                         March 21, 2001
Director
Deutsche Floorplan Receivables, Inc.,
General Partner

EXHIBIT INDEX

                                       							   Incorporated by reference to
Exhibit						                                    Exhibit in Registration
Number		Title				                                Statement Number 333-10943


 2	     Plan of acquisition, reorganization,
	       arrangement, liquidation or succession	  Not Applicable

 3	     Agreement of Limited Partnership of
       	Registrant						                         Exhibit 3.1

 4     	Instruments defining the rights of
	       security holders, including indentures	  Exhibits 4.1 & 4.2

 9	     Voting trust agreements				              Not Applicable

10	     Material Contracts				                   Exhibit 10.1

11	     Statement re computation of
       	per share earnings				                   Not Applicable

12	     Statement re computation of ratios		     Not Applicable

13	     Annual report of security holders,
	       Form 10-Q or quarterly reports
       	to security holders				                  None

16	     Letter re change in certifying		         None
        accountant

18	     Letter re changes in accounting
	       principles						                         None

21	     Subsidiaries of Registrant			            Not Applicable

22	     Published report regarding matters
	       submitted to vote of security holders	   None

23	     Consents of experts and counsel		        Not Applicable

24	     Power of attorney					                   Not Applicable

27	     Financial Data Schedule				              Not Applicable

99	     Additional Exhibits				                  Filed Herewith
       	   Independent Accountants' Report       as EX-1