Form 10-K
period 2001-01-31
DEUTSCHE FLOORPLAN RECEIVABLES L P
filed 2002-03-29
CIK 914063

March 29, 2002


Securities and Exchange Commission
450 Fifth Street, N.W.
Judiciary Plaza
Washington, D.C. 20549

Re:	2001 Annual Report on Form 10-K
	Deutsche Floorplan Receivables, L.P.
	Registration No. 033-70814

On behalf of Deutsche Floorplan Receivables, Inc., a Nevada corporation, General Partner of Deutsche Floorplan Receivables, L.P. ("Registrant"), I attach herewith for filing pursuant to the Securities Exchange Act of 1934, the Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 2001.

Please send either confirmation or suspense notification to e:mail address pat.o-malley@db.com at your earliest convenience.

Sincerely,

/s/ Richard C. Goldman

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

Commission File Number 033-70814

FORM 10-K

Mark One

[X]	ANNUAL REPORT PURSUANT TO SECTION 13 OF THE SECURITIES EXCHANGE ACT
	OF 1934

For the Fiscal Year Ended December 31, 2001

OR

[ ] 	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
	EXCHANGE ACT OF 1934

DEUTSCHE FLOORPLAN RECEIVABLES, L.P.

State of Organization - Delaware
I.R.S. Employer Identification Number  88-0355652

Principal Executive Offices
655 Maryville Centre Drive
St. Louis, Mo. 63141-5832
Telephone Number:  (314) 523-3000

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

As of March 15, 2002 the Registrant was controlled by its General Partner, Deutsche Floorplan Receivables, Inc., a Nevada corporation.

TABLE OF CONTENTS

PART		ITEM

  I		 1.		Business
		 2.**
		 3.*		Legal Proceedings
		 4.*		Submission of Matters to a Vote of Security Holders

 II		 5.*		Market for Registrant's Common Equity and
				Related Stockholder Matters
		 6.**
		 7.**
		 7A.**
		 8.**
		 9.**

III		10.**
		11.**
		12.**
		13.**

 IV		14.*		Exhibits, Financial Statements, Schedules and
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

PART I

Item 1.

Business.

The Registrant is a limited partnership of which Deutsche Floorplan Receivables, Inc. (formerly ITT Floorplan Receivables, Inc.), ("DFLP") a Nevada corporation is the general partner and Deutsche Financial Services Corporation (formerly ITT Commercial Finance Corp.), ("DFSC") a Nevada corporation is the limited partner. The Registrant was organized for limited purposes, which include purchasing of receivables from DFSC and its affiliates and transferring such receivables to third parties and any activities incidental to and necessary or convenient for the accomplishment of such purposes.

In accordance with such business purposes, the Registrant has formed Distribution Financial Services Floorplan Master Trust (formerly Deutsche Floorplan Receivables Master Trust, which was formerly ITT Floorplan Receivables Master Trust) ("Trust") pursuant to a Pooling and Servicing Agreement, dated as of December 1, 1993, an amended and restated Pooling and Servicing Agreement dated as of April 1, 1994 an amemdment dated as of January 24, 1996 to the Pooling and Servicing Agreement and an amended and restated Pooling and Servicing Agreement dated as of October 1, 1996, and as amended and restated as of April 1, 2000 among the Registrant as Seller, DFSC, as Servicer, and The Chase Manhattan Bank (formerly Chemical Bank), as Trustee. The Trust assets include receivables generated from time to time in a portfolio of revolving financing arrangements among DFSC and its affiliates with certain dealers and manufacturers to finance their inventory and accounts receivables. The Trust, in turn offers from time to time certificates representing undivided interests in the assets contained in the Trust. As of December 31, 2001 the Trust had the following certificates outstanding bearing the following identifications:

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

Market for Registrant's Common Equity and Related Stockholder Matters.*

PART IV

Item 14.

Exhibits, Financial Statement Schedules, and Reports on Form 8-K.*

(a) Financial Statements.

The Partnership includes as exhibit hereto the Independent Accountants' Report and Management's Assertion Letter with respect to all series of Certificates issued and outstanding by Distribution Financial Services Floorplan Master Trust.

(b) Reports on Form 8-K.

The Partnership has filed reports on Form 8-K for each month during 2001 reporting Item 5 - Other Events and including therewith as an exhibit, the Distribution Date Statement for the prior month's Collection Period with respect to ( i) the Series 2000-1 Class A, B & C Certificates, (ii) the Series 2000-2, Class A, B & C Certificates, and (iii) the Series 2000-3, Class A, B & C Certificates, all of which have been outstanding during such reporting periods by Distribution Financial Services Floorplan Master Trust.

In addition, under Item 5 - Other Events, the Partnership reported in Form 8-K, certain specified distributions to Certificateholders made during such month. Included with each Form 8-K, the Partnership filed as exhibits thereto copies of the monthly Certificateholders' Statements required for such distributions.

SIGNATURES

Pursuant to the requirements of Section 13 of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


DEUTSCHE FLOORPLAN RECEIVABLES, L.P.

By:  	Deutsche Floorplan Receivables, Inc.
     	Its General Partner

By:  	/s/ W. Steven Culp
     	Controller

      March 29, 2002

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature/Title							Date


/s/ W. Steven Culp 						March 29, 2002
Controller
Deutsche Floorplan Receivables, Inc.,
General Partner


/s/ Richard C. Goldman						March 29, 2002
Senior Vice President, Secretary
Director
Deutsche Floorplan Receivables, Inc.,
General Partner


/s/ C. Don Brown							March 29, 2002
Director
Deutsche Floorplan Receivables, Inc.,
General Partner


/s/ Phil Stout							March 29, 2002
Director
Deutsche Floorplan Receivables, Inc.,
General Partner

EXHIBIT INDEX

								Incorporated by reference to
Exhibit							Exhibit in Registration
Number	Title						Statement Number 033-70814


 2	Plan of acquisition, reorganization,
	arrangement, liquidation or succession		Not Applicable

 3	Agreement of Limited Partnership of
	Registrant							Exhibit 3.1

 4	Instruments defining the rights of
	security holders, including indentures		Exhibits 4.1 & 4.2

 9	Voting trust agreements					Not Applicable

10	Material Contracts					Exhibit 10.1

11	Statement re computation of
	per share earnings					Not Applicable

12	Statement re computation of ratios			Not Applicable

13	Annual report of security holders,
	Form 10-Q or quarterly reports
	to security holders					None

16	Letter re change in certifying			None
	accountant

18	Letter re changes in accounting
	principles							None

21	Subsidiaries of Registrant				Not Applicable

22	Published report regarding matters
	submitted to vote of security holders		None

23	Consents of experts and counsel			Not Applicable

24	Power of attorney						Not Applicable

99	Additional Exhibits					Filed Herewith
	   Independent Accountants' Report			as EX-1
	   Management's Assertion Letter

EX-1

Independent Accountants' Report

Attestation on Management's Assertion About Compliance With the
Servicing Requirements of the Distribution Financial Services
Floorplan Master Trust Pooling and Servicing Agreement and Series 2000-1, 2000-2, 2000-3, and 2000-4 Supplements

Distribution Financial Services Floorplan Master Trust

Deutsche Financial Services Corporation, as Servicer:

We have examined the accompanying assertion made by management of Deutsche Financial Services Corporation about DFS's compliance, as servicer, with the servicing requirements in Article III, Sections 3.1, 3.2, 3.4, 3.5, 3.6, and 3.9, and Article IV of the Pooling and Servicing Agreement for the Distribution Financial Services Floorplan Master Trust dated as of
December 1, 1993, amended and restated as of April 1, 1994, amended as of January 24, 1996, amended and restated as of October 1, 1996, and amended and restated as of April 1, 2000 (the Agreement), and the applicable provisions of the Series 2000-1 Supplement dated as of April 1, 2000, the Series 2000-2 Supplement dated as of April 1, 2000, the Series 2000-3 Supplement dated as of July 1, 2000, and the Series 2000-4 Supplement dated as of July 1, 2000 (the Supplements), among Deutsche Floorplan Receivables, L.P., as seller; DFS, as servicer; and Wilmington Trust Company, as Trustee, for the year ended December 31, 2001. DFS management is responsible for the assertion. Our responsibility is to express an opinion on management's assertion based on our examination.

Our examination was made in accordance with attestation standards established by the American Institute of Certified Public Accountants and, accordingly, included examining, on a test basis, evidence about management's assertion and performing such other procedures as we considered necessary in the circumstances. We believe that our examination provides a reasonable basis for our opinion. Our examination does not provide a legal determination on DFS's compliance with the specified sections of the Agreement and the applicable provisions of the Supplements.

In our opinion, management's assertion that DFS was in compliance with the aforementioned sections of the Agreement and the applicable provisions of the Supplements for the year ended December 31, 2001 is fairly stated, in all material respects.

/s/ KPMG LLP
St. Louis, Missouri
January 23, 2002


Management Report on Deutsche Financial Services Corporation Compliance, as Servicer, with the Servicing Requirements of the Distribution Financial Services Floorplan Master Trust Pooling and Servicing Agreement and
Series 2000-1, 2000-2, 2000-2, and 2000-4 Supplements


Management of Deutsche Financial Services Corporation (DFSC), a Servicer, is responsible for compliance with the servicing requirements in Article III, Sections 3.1, 3.2, 3.4, 3.5, 3.6, and 3.9, and Article IV of the Pooling and Servicing Agreement for the Distribution Financial Services Floorplan Master Trust dated as of December 1, 1993, amended and restated as of April 1, 1994, amended as of January 24, 1996, amended and restated as of October 1, 1996, amended and restated as of April 1, 2000, the Series 2000-2 Supplement dated as of April 1, 2000, the Series 2000-3 Supplement dated as of July 1, 2000, and the Series 2000-4 supplement dated as of July 1, 2000 (the Supplements), among Deutsche Floorplan Receivables, L.P., as seller; DFSC as servicer; and Wilmington Trust Company, as Trustee, for the year ended December 31, 2001.

Management has performed an evaluation of DFSC' compliance with the aforementioned sections of the Agreement and the applicable provisions of the supplements for the year ended December 31, 2001. Based upon this evaluation, management believes that, for the year ended December 31, 2001, DFSC, as servicer, was in compliance with the aforementioned sections of the Agreement and the applicable provisions of the Supplements in all material respects.


/s/ Richard C. Goldman
Senior Vice President, Secretary and Chief Legal Officer
January 23, 2002


/s/ W. Steven Culp
Senior Vice President, Assistant Controller
January 23, 2002