Form 10-K
period 2002-12-31
DEUTSCHE FLOORPLAN RECEIVABLES L P
filed 2003-03-31
CIK 914063

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

Commission File Number 033-70814

FORM 10-K

Mark One

[X]	ANNUAL REPORT PURSUANT TO SECTION 13 OF THE SECURITIES EXCHANGE ACT
OF 1934

For the Fiscal Year Ended December 31, 2002

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

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

As of March 14, 2003 the Registrant was controlled by its General Partner,
 Deutsche Floorplan Receivables, Inc., a Nevada corporation.

TABLE OF CONTENTS

PART		ITEM

  I		 1.		Business
		 2.**
		 3.*		Legal Proceedings
		 4.*		Submission of Matters to a Vote of Security Holders

 II		 5.*		Market for Registrant's Common Equity and
				Related Stockholder Matters
		 6.**
		 7.**
		 7A.**
		 8.**
		 9.**

III		10.**
		11.**
		12.**
		13.**
		14.***	Controls and Procedures

 IV		15.*		Exhibits, Financial Statements, Schedules and Reports
				On Form 8-K
		16.****	Principal Accountant Fees and Services

			Signatures

			Certification

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

*** Disclosure not required of an Asset-Backed Issuer; per Item 307 of Regulation S-K.

**** Disclosure not required of an Asset-Backed Issuer; per Item instruction.

PART I

Item 1.

Business.

The Registrant is a limited partnership of which Deutsche Floorplan Receivables Inc. (formerly ITT Floorplan Receivables, Inc.), ("DFLP") a Nevada corporation is the general partner and GE Commercial Distribution Finance Corporation ("GECDF") (formerly Deutsche Financial Services Corporation) (formerly ITT Commercial Finance Corp.), GECDF a Nevada corporation is the limited partner. The Registrant was organized for limited purposes, which include purchasing of receivables from GECDF and its affiliates and transferring such receivables to third parties and any activities incidental to and necessary or convenient for the accomplishment of such purposes.

In accordance with such business purposes, the Registrant has formed Distribution Financial Services Floorplan Master Trust (formerly Deutsche Floorplan Receivables Master Trust, which was formerly ITT Floorplan
Receivables Master Trust) ("Trust") pursuant to a Pooling and Servicing Agreement, dated as of December 1, 1993, an amended and restated Pooling and Servicing Agreement dated as of April 1, 1994 an amendment dated as of January 24, 1996 to the Pooling and Servicing Agreement and an amended and restated Pooling and Servicing Agreement dated as of October 1, 1996, and as amended and restated as of April 1, 2000 among the Registrant as Seller, GECDF, as Servicer, and Wilmington Trust Company, as Trustee. The Trust assets include receivables generated from time to time in a portfolio of revolving financing arrangements among GECDF and its affiliates with certain dealers and manufacturers to finance their inventory and accounts receivables. The Trust, in turn offers from time to time certificates representing undivided interests in the assets contained in the Trust. As of December 31, 2002 the Trust had the following certificates outstanding bearing the following identifications:

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

Total Outstanding = $1,750,000,000.00

Item 3.

Legal Proceedings.*

None

Item 4.

Submission of Matters to a Vote of Security Holders.*

None

PART II

Item 5.

Market for Registrant's Common Equity and Related Stockholder Matters.*

PART III

Item 14.

Controls and Procedures.****


PART IV

Item 15.

Exhibits, Financial Statement Schedules, and Reports on Form 8-K.*

(a) Financial Statements.

The Partnership includes as exhibit hereto the Independent Accountants' Report with respect to all series of Certificates issued and outstanding by Distribution Financial Services Floorplan Master Trust.

(b) Reports on Form 8-K.

The Partnership has filed reports on Form 8-K for each month during 2002 reporting Item 5 when any series of the Notes are outstanding. Other Events and including therewith as an exhibit, the Distribution Date Statement for the prior month's Collection Period with respect to (i) the Series 2000-1 Class A, B & C Certificates, (ii) the Series 2000-2, Class A, B & C Certificates, all of which have been outstanding during such reporting periods by Distribution Financial Services Floorplan Master Trust.and(iii) the Series 2000-3, Class A, B & C Certificates, which matured July 15, 2002.

In addition, under Item 5. Other Events, the Partnership reported in Form 8-K, certain specified distributions to Certificateholders made during such month. Included with each Form 8-K, the Partnership filed as exhibits thereto copies of the monthly Certificateholders' Statements required for such distributions.

Item. 16.

Principal Accountant Fees and Services.****

SIGNATURES

Pursuant to the requirements of Section 13 of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


DEUTSCHE FLOORPLAN RECEIVABLES, L.P.

By:  	Deutsche Floorplan Receivables, Inc.
     	Its General Partner


By:  	/s/W. Steven Culp
     	Controller

      March 31, 2003

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature/Title							Date


/s/W. Steven Culp 						March 31, 2003
Controller
Deutsche Floorplan Receivables, Inc.,
General Partner


/s/Naran U. Burchinow						March 31, 2003
Vice President, Assistant Secretary
Deutsche Floorplan Receivables, Inc.,
General Partner


/s/Joshua C. Miller						March 31, 2003
Director
Deutsche Floorplan Receivables, Inc.,
General Partner


/s/Phil Stout							March 31, 2003
Director
Deutsche Floorplan Receivables, Inc.,
General Partner


Certification


I, W. Steven Culp, certify that:

1.	I have reviewed this annual report on form 10-K, and all reports on Form
8-K containing distribution or servicing reports filed in respect of periods including in the year covered by this annual report, of Deutsche Floorplan Receivables L.P.;

2.	Based on my knowledge, the information in these reports, taken as a whole, does not contain any untrue statements of a material fact or omit to state a material fact necessary to make statements made, in light of the circumstances under which such statements were made, not misleading as of the lst day of the period covered by this annual report;

3.	Based on my knowledge, the information required to be provided to the trustee by the servicer under the pooling and servicing agreement is included in these reports;

4.	I am responsible for reviewing the activities performed by the servicer under the pooling and servicing agreement and based upon the review required under the pooling and servicing agreement, and except as disclosed in the report, the servicer has fulfilled its obligations under the pooling and servicing agreement; and

5.	I have disclosed to the Registrant's certified public accountants all significant deficiencies relating to the servicer's compliance with the minimum servicing standards in accordance with a review conducted in compliance with the standards as set forth in the pooling and servicing agreement.

Date:  March 31, 2003


/s/W. Steven Culp
Controller

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
   Management's Assertion Letter

EX-1

Independent Accountants' Report

Attestation on Management's Assertion About Compliance With the Servicing Requirements Of the Distribution Financial Services Floorplan Master Trust Pooling and Servicing Agreement and Series 2000-1, 2000-2, 2000-3, and 2000-4 Supplements


GE Commercial Distribution Finance, as Servicer:

We have examined the accompanying assertion made by management on GE Commercial Distribution Finance's (GECDF) compliance, as servicer, with the servicing requirements in Article III, Sections 3.1, 3.2, 3.4, 3.5, 3.6, and 3.9, and Article IV of the Pooling and Servicing Agreement for the Distribution Financial Services Floorplan Master Trust dated as of
December 1, 1993, amended and restated as of April 1, 1994, amended as of January 24, 1996, amended and restated as of October 1, 1996, and amended and restated as of April 1, 2000 (the Agreement), and the applicable provisions of the Series 2000-1 Supplement dated as of April 1, 2000, the Series 2000-2 Supplement dated as of April 1, 2000, the Series 2000-3 Supplement dated as of July 1, 2000, and the Series 2000-4 Supplement dated as of July 1, 2000 (the Supplements), among Deutsche Floorplan Receivables, L.P., as seller; GECDF, as servicer; and Wilmington Trust Company, as Trustee, for the year ended December 31, 2002. Management is responsible for GECDF's compliance with the aforementioned sections of the Agreement and the applicable provisions of the Supplements. Our responsibility is to express an opinion on management's assertion about GECDF's compliance based upon our examination.

Our examination was made in accordance with attestation standards established by the American Institute of Certified Public Accountants and accordingly, including examining, on a test basis, evidence about GECDF's compliance with the aforementioned sections of the Agreement and the applicable provisions of the Supplements, and performing such other procedures as we considered necessary in the circumstances. We believe that our examination provides a reasonable basis for our opinion. Our examination does not provide a legal determination on GECDF's compliance with the specified sections of the Agreement and the applicable provisions of the Supplements.

In our opinion, management's assertion that GECDF was in compliance with the aforementioned sections of the Agreement and the applicable provisions of the Supplements for the year ended December 31, 2002 is fairly stated, in all material respects.


/s/ KPMG LLP
St. Louis, Missouri
March 14, 2003


Management's Assertion Letter

Management Report on GE Commercial Distribution Finance Compliance, as Servicer, with the Servicing Requirements of the Distribution Financial Services Floorplan Master Trust Pooling and Servicing Agreement and Series 2000-1, 2000-2, 2000-3, and 2000-4 Supplements


Management of GE Commercial Distribution Finance (GECDF), as Servicer, is responsible for compliance with the servicing requirements in Article III, Sections 3.1, 3.2, 3.4, 3.5, 3.6 and 3.9, and Article IV of the Pooling and Servicing Agreement for the Distribution Financial Services Floorplan Master Trust dated as of December 1, 1993, amended and restated as of April 1, 1994, amended as of January 24, 1996, amended and restated as of October 1, 1996, and amended and restated as of April 1, 2000 (the Agreement), and the applicable provisions of the Series 2000-1 Supplement dated as of April 1, 2000, the Series 2000-2 Supplement dated as of April 1, 2000, the Series 2000-3 Supplement dated as of July 1, 2000, and the Series 2000-4 Supplement dated as of July 1, 2000 (the Supplements), among Deutsche Floorplan Receivables, L.P., as seller; GECDF as servicer; and Wilmington Trust Company, as Trustee, for the year ended December 31, 2002.

Management has performed an evaluation of GECDF's compliance with the aforementioned sections of the Agreement and the applicable provisions of the Supplements for the year ended December 31, 2002. Based upon this evaluation, management believes that, for the year ended December 31, 2002, GECDF, as servicer, was in compliance with the aforementioned sections of the Agreement and the applicable provisions of the Supplements in all material respects.


/s/David A. Kaminsky
Chief Financial Officer
March 14, 2003

/s/W. Steven Culp
Senior Vice President, Finance
March 14, 2003



March 31, 2003


Securities and Exchange Commission
450 Fifth Street, N.W.
Judiciary Plaza
Washington, D.C. 20549

Re:	2002 Annual Report on Form 10-K
Deutsche Floorplan Receivables, L.P.
	Registration No. 033-70814

On behalf of Deutsche Floorplan Receivables, Inc., a Nevada corporation, General Partner of Deutsche Floorplan Receivables, L.P. ("Registrant"), I attach herewith for filing pursuant to the Securities Exchange Act of 1934, the Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 2002.

Please send either confirmation or suspense notification to e:mail address pat.o-malley@ge.com at your earliest convenience.

Sincerely,

Naran U. Burchinow