Form 10-K
period 2003-12-31
CDF FLOORPLAN RECEIVABLES LP; DISTRIBUTION FINANCIAL SERVICES FLOORPLAN MASTER TRUST /NY
filed 2004-03-30
CIK 914063, 914064

March 30, 2004


Securities and Exchange Commission
450 Fifth Street, N.W.
Judiciary Plaza
Washington, D.C. 20549

Re:	2003 Annual Report on Form 10-K
	Distribution Financial Services Floorplan Master Trust
	Registration No. 033-70814-01
CDF Floorplan Receivables, L.P.
	Registration No. 033-70814

On behalf of CDF Floorplan Receivables, L.P., a Delaware limited partnership (whose general partner is CDF Floorplan Receivables, Inc., a Nevada corporation), grantor of Distribution Financial Services Floorplan Master Trust and the Distribution Financial Services Floorplan Master Trust ("Registrants"), I am transmitting herewith for filing, pursuant to the Securities Exchange Act of 1934, the Registrants' Annual Report on Form 10-K for the fiscal year ended December 31, 2003.

Please send either confirmation or suspense notification to e:mail address pat.o-malley@ge.com at your earliest convenience.

Sincerely,
Naran U. Burchinow

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

Commission File Number 033-70814

FORM 10-K

Mark One

[X]	ANNUAL REPORT PURSUANT TO SECTION 13 OF THE SECURITIES EXCHANGE ACT
OF 1934

For the Fiscal Year Ended December 31, 2003
OR
[ ] 	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

DISTRIBUTION FINANCIAL SERVICES FLOORPLAN MASTER TRUST
State of Organization - New York
I.R.S. Employer Identification Number - 13-7031011

AND

CDF  FLOORPLAN RECEIVABLES, L.P.
(formerly known as Deutsche Floorplan Receivables, L.P.)
State of Organization - Delaware
I.R.S. Employer Identification Number  88-0355652

Principal Executive Offices
5595 Trillium Boulevard
Hoffman Estates, IL 60192
Telephone Number:  (847) 747-6800
Securities registered pursuant to Section 12(b) of the Act:  None

Securities registered pursuant to Section 12(g) of the Act:  None

Indicate by a check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act 1934 during the preceding 12 months, and (2) has been subject to such filing
requirements for the past 90 days.   Yes  X    No ___.

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to
this Form 10-K.   Yes  X    No ___.

As of March 15, 2004 the CDF Floorplan Receivables, L.P. was controlled by its General Partner, CDF Floorplan Receivables, Inc., a Nevada corporation (formerly known as Deutsche Floorplan Receivables, Inc.).

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the Registrant's most recently completed second fiscal quarter. None.

TABLE OF CONTENTS

PART		ITEM

  I		 1.		Business
		 2.**
		 3.*		Legal Proceedings
		 4.*		Submission of Matters to a Vote of Security Holders

 II		 5.*		Market for Registrant's Common Equity and
				Related Stockholder Matters
		 6.**
		 7.**
		 7A.**
		 8.**
		 9A.***	Controls and Procedures

III 		10. **
		11. **
	  	12. **
		13. **
		14.****	Principal Accountant Fees and Services

 IV		15.*		Exhibits, Financial Statements, Schedules and Reports
				On Form 8-K

				Signatures

			Certification

				Exhibit Index

* Item prepared in compliance with Exemption Request Letters of April 25, 1994 and June 30, 1994 as provided in the July 1, 1994 response letter from the Office of Chief Counsel, Division of Corporate Finance, United States Securities and Exchange Commission, addressed to Registrant as ITT Floorplan Receivables, L.P., which name was changed to Deutsche Floorplan
Receivables, L.P. in May, 1995 and then to CDF Floorplan Receivables, L.P. in April, 2003.

** Omitted pursuant to Exemption Request Letters noted in previous [*] footnotes.

*** Disclosure not required of an Asset-Backed Issuer; per Item 307 of Regulation S-K.

**** Disclosure not required of an Asset-Backed Issuer; per Item instruction.

PART I

Item 1.
Business.

CDF Floorplan Receivables, L.P. is a limited partnership of which CDF Floorplan Receivables, Inc.(formerly known as Deutsche Floorplan Receivables, Inc., and prior thereto, as ITT Floorplan Receivables, Inc.), ("CDF Inc.") a Nevada corporation,is the general partner and GE Commercial Distribution Finance Corporation("GECDF")(formerly known as Deutsche Financial Services Corporation, and prior thereto, as ITT Commercial Finance Corp.) a Nevada corporation is the limited partner.

CDF Floorplan Receivables, L.P. was organized for limited purposes, which include purchasing of receivables from GECDF and its affiliates and transferring such receivables to third parties and any activities incidental to and necessary or convenient for the accomplishment of such purposes.

In accordance with such business purposes, CDF Floorplan Receivables, L.P. has Formed Distribution Financial Services Floorplan Master Trust (formerly Deutsche Floorplan Receivables Master Trust, which was formerly ITT Floorplan
Receivables Master Trust) ("Trust") pursuant to a Pooling and Servicing Agreement, dated as of December 1, 1993, an amended and restated Pooling and Servicing Agreement dated as of April 1, 1994, an amendment dated as of January 24, 1996 to the Pooling and Servicing Agreement and an amended and restated Pooling and Servicing Agreement dated as of October 1, 1996, as amended and restated as of April 1, 2000, an amendment dated as of December 31, 2002, and an amendment dated as of April 1, 2003 among the Registrant as Seller, GECDF, as Servicer, and Wilmington Trust Company, as Trustee. The Trust assets include Receivables generated from time to time in a portfolio of revolving financing Arrangements among GECDF and its affiliates with certain dealers and manufacturers to finance their inventory and accounts receivables. The Trust, in turn offers from time to time certificates representing undivided interests in the assets contained in the Trust.

As of December 31, 2003 the Trust had the following certificates outstanding bearing the following identifications:

Floating Rate Asset Backed Certificates, Series 2000-2 Class A aggregating
     $477,500,000.00
Floating Rate Asset Backed Certificates, Series 2000-2 Class B aggregating
     $15,000,000.00
Floating Rate Asset Backed Certificates, Series 2000-2 Class C aggregating
     $7,500,000.00
Floating Rate Asset Backed Certificates, Series 2003-1 Class A aggregating
     $716,250,000.00
Floating Rate Asset Backed Certificates, Series 2003-1 Class B aggregating
     $22,500,000.00
Floating Rate Asset Backed Certificates, Series 2003-1 Class C aggregating
     $11,250,000.00
Floating Rate Asset Backed Certificates, Series 2003-2 Class A aggregating
     $955,000,000.00
Floating Rate Asset Backed Certificates, Series 2003-2 Class B aggregating
     $30,000,000.00
Floating Rate Asset Backed Certificates, Series 2003-2 Class C aggregating
     $15,000,000.00
Total Outstanding = $2,250,000,000.00

Item 3.

Legal Proceedings.*

None

Item 4.

Submission of Matters to a Vote of Security Holders.*

None

PART II

Item 5.

Market for Registrant's Common Equity and Related Stockholder Matters.*

As of August 29, 2003, according to information received from the trustee of the Master Trust, there were (63) holders of record of Certificates issued by the Master Trust ("Certificates"). The Seller is not aware of any market in which the Certificates are traded.

Item 9A.

Controls and Procedures.***

PART III

Item 14.

Principal Accountant Fees and Services.****

PART IV

Item 15.

Exhibits, Financial Statement Schedules, and Reports on Form 8-K.*

(a)  Financial Statements
 1.  Not Applicable
 2.  Not Applicable
3.	 The Registrant includes as exhibit hereto the Independent Accountants'
 Report and Management's Assertion Letter with respect to all series of Certificates issued and outstanding by Distribution Financial Services Floorplan Master Trust.

(b) Reports on Form 8-K.

The Partnership has filed reports on Form 8-K for each month during 2003 reporting Item 5 when any series of the Notes are outstanding. Other Events and including therewith as an exhibit, the Distribution Date Statement for the prior month's Collection Period with respect to (i) the Series 2000-1 Class A, B & C Certificates,which matured on April 15, 2003 and (ii) the Series 2000-2, Class A, B & C Certificates, which were outstanding during such reporting periods by Distribution Financial Services Floorplan Master Trust.

In addition, under Item 5. Other Events, the Partnership reported in Form 8-K, certain specified distributions to Certificateholders made during such month. Included with each Form 8-K, the Partnership filed as exhibits thereto copies of the monthly Certificateholders' Statements required for such distributions.

(c) See 15(a)(3) above

(d) Not Applicable

SIGNATURES

Pursuant to the requirements of Section 13 of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


CDF  FLOORPLAN RECEIVABLES, L.P.

By:  	CDF  Floorplan Receivables, Inc.
     	Its General Partner


By: 	/s/ W. Steven Culp
     	Controller

      March 30, 2004

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature/Title							Date


/s/ W. Steven Culp 						March 30, 2004
Controller
CDF  Floorplan Receivables, Inc.,
General Partner


/s/ R. Clark Benkendorf						March 30, 2004
President (Principal Executive Officer
and Principal Financial Officer
CDF  Floorplan Receivables, Inc.,
General Partner


/s/ Joshua C. Miller						March 30, 2004
Director
CDF  Floorplan Receivables, Inc.,
General Partner


/s/ Phil Stout							March 30, 2004
Director
CDF  Floorplan Receivables, Inc.,
General Partner

SUPPLEMENTAL INFORMATION TO BE FURNISHED WITH REPORTS FILED PURSUANT TO SECTION 15(d) OF THE ACT BY REGISTRANTS WHICH HAVE NOT REGISTERED SECURITIES PURSUANT TO
SECTION 12 OF THE ACT.

No annual report, proxy statement, form of proxy or other proxy soliciting material has been sent to security holders during the period covered by this report and the Registrant does not intend to furnish such materials to security holders subsequent to the filing of this report.

Certification


I, W. Steven Culp, certify that:

1.	I have reviewed this annual report on form 10-K, and all reports on Form
8-K containing distribution or servicing reports filed in respect of periods included in the year covered by this annual report of Distribution Financial Services Floorplan Master Trust;

2.	Based on my knowledge, the information in these reports, taken as a whole, does not contain any untrue statements of a material fact or omit to state a material fact necessary to make statements made, in light of the circumstances under which such statements were made, not misleading as of the last day of the period covered by this annual report;

3.	Based on my knowledge, the distribution or servicing information required to be provided to the trustee by the servicer under the pooling and servicing, or similar, agreement, for inclusion in these reports is included in these reports;

4.	Based on my knowledge and upon the annual compliance statement included in the report and required to be delivered to the trustee in accordance with the terms of the pooling and servicing, or similar, agreement, and except as disclosed in the reports, the servicer has fulfilled its obligations under the servicing agreement; and

5.	The reports disclose all significant deficiencies relating to the servicer's compliance with the minimum servicing standards based upon the report provided by an independent public accountant, after conducting a review in compliance with the Uniform Single Attestation Program for Mortgage Bankers or similar procedure, as set forth in the pooling and servicing, or similar agreement, that is included in these reports.

Date:  March 30, 2004


/s/ W. Steven Culp
Vice President
CDF Floorplan Receivables, Inc.,
General Partner in CDF Floorplan Receivables, L.P.

EXHIBIT INDEX

								Incorporated by reference to
Exhibit							Exhibit in Registration
Number	Title						Statement Number 033-70814


 2	Plan of acquisition, reorganization,
	arrangement, liquidation or succession		Not Applicable

 3	Agreement of Limited Partnership of
	Registrant							Exhibit 3.1

 4	Instruments defining the rights of
	security holders, including indentures		Exhibits 4.1 & 4.2

 9	Voting trust agreements					Not Applicable

10	Material Contracts					Exhibit 10.1

11	Statement re computation of
	per share earnings					Not Applicable

12	Statement re computation of ratios			Not Applicable

13	Annual report of security holders,
	Form 10-Q or quarterly reports
	to security holders					None

16	Letter re change in certifying			None
	accountant

18	Letter re changes in accounting
	principles							None

21	Subsidiaries of Registrant				Not Applicable

22	Published report regarding matters
	submitted to vote of security holders		None

23	Consents of experts and counsel			Not Applicable

24	Power of attorney						Not Applicable

27	Financial Data Schedule					Not Applicable

99	Additional Exhibits					Filed Herewith
Independent Accountants' Report				EX-1
Management's Assertion Letter					EX-2
Annual Servicer's Certificate					EX-3
Series 2000-2 Aggregate Collection Data Year 2003	EX-4
Series 2003-1 Aggregate Collection Data Year 2003	EX-5
Series 2003-2 Aggregate Collection Data Year 2003	Ex-6

Independent Accountants' Report

Attestation on Management's Assertion About Compliance With the Servicing Requirements Of the Distribution Financial Services Floorplan Master Trust Pooling and Servicing Agreement and Series 2000-2, 2000-4, 2003-1, and 2003-2 Supplements


Distribution Financial Services Floorplan Master Trust
GE Commercial Distribution Finance, as Servicer:

We have examined the accompanying assertion made by management on GE Commercial Distribution Finance's (GECDF) compliance, as servicer, with the servicing requirements in Article III, Sections 3.1, 3.2, 3.4, 3.5, 3.6, and 3.9, and Article IV of the Pooling and Servicing Agreement for the Distribution Financial Services Floorplan Master Trust dated as of
December 1, 1993, amended and restated as of April 1, 1994, amended as of January 24, 1996, amended and restated as of October 1, 1996, and amended and restated as of April 1, 2000 (the Agreement), and the applicable provisions of the Series 2000-2 Supplement dated as of April 1, 2000, the Series 2000-4 Supplement dated as of July 1, 2000, the Series 2003-1 Supplement dated as of April 1, 2003, and the Series 2003-2 Supplement dated as of April 1, 2003 (the Supplements), among Deutsche Floorplan Receivables, L.P., as seller of the Series 2000-2 and 2000-4 Supplements and CDF Financing LLC, as seller of the Series 2003-1 and 2003-2 Supplements; GECDF, as servicer; and Wilmington Trust Company, as Trustee, for the year ended December 31, 2003. Management is responsible for GECDF's compliance with the aforementioned sections of the Agreement and the applicable provisions of the Supplements. Our responsibility is to express an opinion on management's assertion about GECDF's compliance based upon our examination.

Our examination was conducted in accordance with attestation standards established by the American Institute of Certified Public Accountants and, accordingly, included examining, on a test basis, evidence supporting GECDF's compliance with the aforementioned sections of the Agreement and the applicable provisions of the Supplements, and performing such other procedures as we considered necessary in the circumstances. We believe that our examination provides a reasonable basis for our opinion. Our examination does not provide a legal determination on GECDF's compliance with the specified sections of the Agreement and the applicable provisions of the Supplements.

In our opinion, management's assertion that GECDF was in compliance with the aforementioned sections of the Agreement and the applicable provisions of the Supplements for the year ended December 31, 2003 is fairly stated, in all material respects.


St. Louis, Missouri
March 19, 2004

Management's Assertion Letter

Management Report on GE Commercial Distribution Finance Compliance, as Servicer, with the Servicing Requirements of the Distribution Financial Services Floorplan Master Trust Pooling and Servicing Agreement and Series 2000-2, 2000-4, 2003-1 and 2003-2 Supplements

Management of GE Commercial Distribution Finance (GECDF), as Servicer, is responsible for compliance with the servicing requirements in Article III, Sections 3.1, 3.2, 3.4, 3.5, 3.6 and 3.9, and Article IV of the Pooling and Servicing Agreement for the Distribution Financial Services Floorplan Master Trust dated as of December 1, 1993, amended and restated as of April 1, 1994, amended as of January 24, 1996, amended and restated as of October 1, 1996, and amended and restated as of April 1, 2000 (the Agreement), and the applicable provisions of the Series 2000-2 Supplement dated as of April 1, 2000, the Series 2000-4 Supplement dated as of July 1, 2000, the Series 2003-1 Supplement dated as of April 1, 2003, and the Series 2003-2 Supplement dated as of April 1, 2003 (the Supplements), among Deutsche Floorplan Receivables, L.P., as seller of the Series 2000-2 and 2000-4 Supplements and CDF Financing LLC, as seller of the Series 2003-1 and 2003-2 Supplements; GECDF as servicer; and Wilmington Trust Company, as Trustee, for the year ended December 31, 2003.

Management has performed an evaluation of GECDF's compliance with the aforementioned sections of the Agreement and the applicable provisions of the Supplements for the year ended December 31, 2003. Based upon this evaluation, management believes that, for the year ended December 31, 2003, GECDF, as servicer, was in compliance with the aforementioned sections of the Agreement and the applicable provisions of the Supplements in all material respects.


/s/ David Kaminsky
Chief Financial Officer
March 19, 2004


/s/ W. Steven Culp
Manager, Finance
March 19, 2004

ANNUAL SERVICER'S CERTIFICATE

(As required to be delivered on or before March 31 of each calendar year pursuant to Section 3.5 of the Pooling and Servicing Agreement)

GE Commercial Distribution Finance Corporation

DISTRIBUTION FINANCIAL SERVICES
FLOORPLAN MASTER TRUST


	The undersigned, duly authorized representatives of GE Commercial Distribution Finance Corporation ("GE CDF", formerly known as Deutsche Financial Services Corporation), as Servicer, pursuant to the Amended and Restated Pooling and Servicing Agreement dated as of April 1, 2000 (as amended, amended and restated or otherwise modified from time to time, the "Agreement"), by and among CDF Floorplan Receivables, L.P. and CDF Financing, LLC, as sellers, GE CDF, as servicer, and Wilmington Trust Company, as Trustee, do hereby certify that:

1.	GE CDF is, as of the date hereof, the Servicer under the Agreement.

2.	The undersigned are Servicing Officers and are duly authorized pursuant to the Agreement to execute and deliver this Certificate to the Trustee, any Agent and Enhancement Providers.

3.	A review of the activities of the Servicer during the calendar year ended
December 31, 2003, and of its performance under the Agreement was conducted under our supervision.

4.	Based on such review, the Servicer has, to the best of our knowledge, performed in all material respects all of its obligations under the Agreement throughout such year and no default in the performance of such obligations has occurred or is continuing.

Capitalized terms used but not defined herein are used as defined in the Agreement.

IN WITNESS WHEREOF, each of the undersigned has duly executed this Certificate this 26th day of March, 2004.


/s/ David Kaminsky
Name:   David Kaminsky
Title:  Chief Financial Officer


/s/ W. Steven Culp
Name:   W. Steven Culp
Title:  Manager, Finance




CDF Floorplan Receivables, L.P.
Distribution Financial Services Floorplan Master Trust
Aggregate Collection Data for the Year Ended December 31, 2003
Report Date             December 31, 2003
Collection Period       For the 12 periods ended December 31, 2003
                                                                 Dealer
                                                                  Over-          Series          Series        Series       Series
                                                 Total        Concentration      2000-2          2000-2        2000-2       2000-2
                          Date                   Trust           Series           Total         Class A        Class B      Class C
Pool Balance
1 Beginning of period
  Receivables                     12/31/02   3,238,691,813
2 Plus: Account Addition01/01/03  12/31/03     685,005,741
3 Beginning of period
  Principal
  Receivables                     12/31/02   3,923,697,554
4 Discount Factor                                0.50%
  Beginning of Period Pool
5 Balance                         01/01/03   3,923,697,554
6 Beginning of period Dealer
  Overconcentrations              01/01/03               -
  Beginning of period
7 Unconcentrated
  Pool Balance                    01/01/03   3,923,697,554

8 End of period Principal
  Receivables                     12/31/03   3,281,005,498
9 Discount Factor                                0.50%
10End of Period Pool Balance      12/31/03   3,264,600,471
11End of period Dealer
  Overconcentrations              12/31/03      24,132,018
12End of period
  Unconcentrated Pool
  Balance                         12/31/03   3,240,468,453
13Overconcentrated %              12/31/03       0.74%
14Unconcentrated %                12/31/03       99.26%

Certificates
15Beginning of
  period/closing date
  Invested Amount                 01/01/03                              -     500,000,000     477,500,000    15,000,000   7,500,000
16Allocation Percentage           01/01/03
17End of period Invested
  Amount                          12/31/03                     24,132,018     500,000,000     477,500,000    15,000,000   7,500,000
18Principal Payments    01/01/03  12/31/03
  Outstanding Principal
19Balance               01/01/03  12/31/03                     24,132,018     500,000,000     477,500,000    15,000,000   7,500,000
20Pool Factor

Excess Funding Account
21End of period balance           12/31/03               -
22Determination Date
  Deposit                         12/31/03               -
  Distribution Date
23Disbursement                    12/31/03               -
  Excess Funding Account
24Balance                         12/31/03               -

Reserve Fund
25Required Amount                 12/31/03                                     17,500,000
26Beginning Balance               01/01/03                                     17,500,000
27Deposits              01/01/03  12/31/03                                        149,257
28Disbursements         01/01/03  12/31/03                                        149,257
29Ending Balance                  12/31/03                                     17,500,000

Collections
30Principal Allocation
  Percentage                      12/31/03
31Floating Allocation
  Percentage                      12/31/03

32Principal Collections 01/01/03  12/31/03  14,185,721,608      6,057,971
33Nonprincipal Collectio01/01/03  12/31/03     255,321,345         46,172
34Total Collections     01/01/03  12/31/03  14,441,042,954      6,104,143

Defaults
35Defaulted Amount      01/01/03  12/31/03       7,045,585
36Investor Default Amoun01/01/03  12/31/03                              -       1,142,655       1,091,236        34,280      17,139

Interest
37Monthly Interest      01/01/03  12/31/03                              -       7,508,158       7,072,980       263,250     171,928
38Interest Shortfall    01/01/03  12/31/03                              -               -               -             -           -
39Additional Interest   01/01/03  12/31/03                              -               -               -             -           -
40Total                 01/01/03  12/31/03                              -       7,508,158       7,072,980       263,250     171,928

Servicing Fee
41Certificate Balance for
  Servicing
  Fee determination               12/31/03                                    500,000,000     477,500,000    15,000,000   7,500,000
42Servicing Fee Rate                                                              2.00%           2.00%         2.00%        2.00%
43Servicing Fee         01/01/03  12/31/03                                     10,000,000       9,550,000       300,000     150,000
44Remaining Servicing Fee         12/31/03                                     10,000,000       9,550,000       300,000     150,000

Excess Servicing
45Nonprincipal Collectio01/01/03  12/31/03     255,321,345         46,172
46Servicer Advance Less
  Reimbursement of Servicer
  Advance               01/01/03  12/31/03      13,192,021
47Floating Allocation
  Percentage
48Investor Nonprincipal
  Collections           01/01/03  12/31/03                         46,172      39,597,352      37,815,473     1,187,920     593,959
49Investor portion of
  Servicer Advance
  Less Reimbursement    01/01/03  12/31/03                              -       3,124,305       2,983,710        93,730      46,865
50Plus:  Investment Proc01/01/03  12/31/03                              -         209,155               -             -           -
51Less:
52Monthly Interest      01/01/03  12/31/03                              -       7,508,158       7,072,980       263,250     171,928
53Prior periodly Interes01/01/03  12/31/03                              -               -               -             -           -
54Additional Interest   01/01/03  12/31/03                              -               -               -             -           -
55Reserve Fund Deposit  01/01/03  12/31/03                              -               -               -             -           -
56Default Amount        01/01/03  12/31/03                              -       2,132,374       2,036,418        63,971      31,985
57Charge-Offs           01/01/03  12/31/03                              -               -               -             -           -
58Servicing Fee         01/01/03  12/31/03                              -      10,000,000       9,550,000       300,000     150,000
59Carry-over Amount     01/01/03  12/31/03                              -               -               -             -           -
60                                                                      -               -               -             -           -
           Additional In01/01/03  12/31/03                              -               -               -             -           -
61Yield Supplement Dep. 01/01/03  12/31/03                              -               -               -             -           -
62Balance:  Excess Servi01/01/03  12/31/03                      46,172.00      23,290,280

Collection Account
63Beginning Balance               12/31/02                                              -
64Deposits              01/01/03  12/31/03                                     10,693,263
65Disbursements         01/01/03  12/31/03                                     10,693,263
66Ending Balance                  12/31/03                                              -

Interest Funding Account
67Beginning Balance               12/31/02                                              -
68Deposits              01/01/03  12/31/03                                      7,508,467
69Disbursements         01/01/03  12/31/03                                      7,508,467
70Ending Balance                  12/31/03                                            -

Principal Funding Account
71Beginning Balance               12/31/02                                              -
72Deposits              01/01/03  12/31/03                                              -
73Disbursements         01/01/03  12/31/03                                              -
74Ending Balance                  12/31/03                                              -

Yield Supplement Account
75Required Amount                 12/31/03                                      2,500,000
76Beginning balance               12/31/02                                      2,500,000
77Deposit               01/01/03  12/31/03                                         21,324
78Disbursements         01/01/03  12/31/03                                         21,324
79Ending balance                  12/31/03                                      2,500,000

80Total Amount Distribut  37622   12/31/03       7,508,158



CDF Financing, L.L.C.
Distribution Financial Services Floorplan Master Trust
Aggregate Collection Data for the Year Ended December 31, 2003
Report Date             December 31, 2003
Collection Period       For the 12 periods ended December 31, 2003

                                                                 Dealer
                                                                  Over-          Series          Series        Series       Series
                                                 Total        Concentration      2003-1          2003-1        2003-1       2003-1
                          Date                   Trust           Series           Total         Class A        Class B      Class C
Pool Balance
1 Beginning of period
  Receivables                     12/31/02   3,238,691,813
2 Plus: Account Addition01/01/03  12/31/03     685,005,741
3 Beginning of period
  Principal
  Receivables                     12/31/02   3,923,697,554
4 Discount Factor                                0.50%
  Beginning of Period Pool
5 Balance                         01/01/03   3,923,697,554
6 Beginning of period Dealer
  Overconcentrations              01/01/03               -
  Beginning of period
7 Unconcentrated
  Pool Balance                    01/01/03   3,923,697,554

8 End of period Principal
  Receivables                     12/31/03   3,281,005,498
9 Discount Factor                                0.50%
10End of Period Pool Balance      12/31/03   3,264,600,471
11End of period Dealer
  Overconcentrations              12/31/03      24,132,018
12End of period
  Unconcentrated Pool
  Balance                         12/31/03   3,240,468,453
13Overconcentrated %              12/31/03       0.74%
14Unconcentrated %                12/31/03       99.26%

Certificates
15Beginning of
  period/closing date
  Invested Amount                 01/01/03                              -     750,000,000     716,250,000    22,500,000  11,250,000
16Allocation Percentage           01/01/03
17End of period Invested
  Amount                          12/31/03                     24,132,018     750,000,000     716,250,000    22,500,000  11,250,000
18Principal Payments    01/01/03  12/31/03
  Outstanding Principal
19Balance               01/01/03  12/31/03                     24,132,018     750,000,000     716,250,000    22,500,000  11,250,000
20Pool Factor

Excess Funding Account
21End of period balance           12/31/03               -
22Determination Date
  Deposit                         12/31/03               -
  Distribution Date
23Disbursement                    12/31/03               -
  Excess Funding Account
24Balance                         12/31/03               -

Reserve Fund
25Required Amount                 12/31/03                                     26,250,000
26Beginning Balance               01/01/03                                              -
27Deposits              01/01/03  12/31/03                                     26,435,747
28Disbursements         01/01/03  12/31/03                                        185,747
29Ending Balance                  12/31/03                                     26,250,000

Collections
30Principal Allocation
  Percentage                      12/31/03
31Floating Allocation
  Percentage                      12/31/03

32Principal Collections 01/01/03  12/31/03  11,328,320,748      6,057,971
33Nonprincipal Collectio01/01/03  12/31/03     191,474,245         46,172
34Total Collections     01/01/03  12/31/03  11,519,794,993      6,104,143

Defaults
35Defaulted Amount      01/01/03  12/31/03       9,915,832
36Investor Default Amoun01/01/03  12/31/03                              -       2,238,588       2,137,851        67,158      33,579

Interest
37Monthly Interest      01/01/03  12/31/03                              -       7,302,675       6,791,856       268,358     242,461
38Interest Shortfall    01/01/03  12/31/03                              -               -               -             -           -
39Additional Interest   01/01/03  12/31/03                              -               -               -             -           -
40Total                 01/01/03  12/31/03                              -       7,302,675       6,791,856       268,358     242,461

Servicing Fee
41Certificate Balance for
  Servicing
  Fee determination               12/31/03                                    750,000,000     716,250,000    22,500,000  11,250,000
42Servicing Fee Rate                                                              2.00%           2.00%         2.00%        2.00%
43Servicing Fee         01/01/03  12/31/03                                     11,250,000      10,743,750       337,500     168,750
44Remaining Servicing Fee         12/31/03                                     11,250,000      10,743,750       337,500     168,750

Excess Servicing
45Nonprincipal Collectio01/01/03  12/31/03     191,474,245         46,172
46Servicer Advance Less
  Reimbursement of Servicer
  Advance               01/01/03  12/31/03      15,120,594
47Floating Allocation
  Percentage
48Investor Nonprincipal
  Collections           01/01/03  12/31/03                         46,172      45,182,212      38,791,455     1,218,580     609,290
49Investor portion of
  Servicer Advance
  Less Reimbursement    01/01/03  12/31/03                              -       3,559,363       3,399,191       106,781      53,391
50Plus:  Investment Proc01/01/03  12/31/03                              -         186,099               -             -           -
51Less:
52Monthly Interest      01/01/03  12/31/03                              -       7,302,675       6,791,856       268,358     242,461
53Prior periodly Interes01/01/03  12/31/03                              -               -               -             -           -
54Additional Interest   01/01/03  12/31/03                              -               -               -             -           -
55Reserve Fund Deposit  01/01/03  12/31/03                              -               -               -             -           -
56Default Amount        01/01/03  12/31/03                              -       2,238,588       2,137,851        67,158      33,579
57Charge-Offs           01/01/03  12/31/03                              -               -               -             -           -
58Servicing Fee         01/01/03  12/31/03                              -      11,250,000      10,743,750       337,500     168,750
59Carry-over Amount     01/01/03  12/31/03                              -               -               -             -           -
60                                                                      -               -               -             -           -
           Additional In01/01/03  12/31/03                              -               -               -             -           -
61Yield Supplement Dep. 01/01/03  12/31/03                              -               -               -             -           -
62Balance:  Excess Servi01/01/03  12/31/03                      46,172.00      28,136,411

Collection Account
63Beginning Balance               12/31/02                                              -
64Deposits              01/01/03  12/31/03                                     10,862,066
65Disbursements         01/01/03  12/31/03                                     10,862,066
66Ending Balance                  12/31/03                                              -

Interest Funding Account
67Beginning Balance               12/31/02                                              -
68Deposits              01/01/03  12/31/03                                      7,303,028
69Disbursements         01/01/03  12/31/03                                      7,303,028
70Ending Balance                  12/31/03                                            -

Principal Funding Account
71Beginning Balance               12/31/02                                              -
72Deposits              01/01/03  12/31/03                                              -
73Disbursements         01/01/03  12/31/03                                              -
74Ending Balance                  12/31/03                                              -

80Total Amount Distribut01/01/03  12/31/03  7,302,675



CDF Financing, L.L.C.
Distribution Financial Services Floorplan Master Trust
Aggregate Collection Data for the Year Ended December 31, 2003
Report Date             December 31, 2003
Collection Period       For the 12 periods ended December 31, 2003

                                                                 Dealer
                                                                  Over-          Series          Series        Series       Series
                                                 Total        Concentration      2003-2          2003-2        2003-2       2003-2
                          Date                   Trust           Series           Total         Class A        Class B      Class C
Pool Balance
1 Beginning of period
  Receivables                     12/31/02   3,238,691,813
2 Plus: Account Addition01/01/03  12/31/03     685,005,741
3 Beginning of period
  Principal
  Receivables                     12/31/02   3,923,697,554
4 Discount Factor                                0.50%
  Beginning of Period Pool
5 Balance                         01/01/03   3,923,697,554
6 Beginning of period Dealer
  Overconcentrations              01/01/03               -
  Beginning of period
7 Unconcentrated
  Pool Balance                    01/01/03   3,923,697,554

8 End of period Principal
  Receivables                     12/31/03   3,281,005,498
9 Discount Factor                                0.50%
10End of Period Pool Balance      12/31/03   3,264,600,471
11End of period Dealer
  Overconcentrations              12/31/03      24,132,018
12End of period
  Unconcentrated Pool
  Balance                         12/31/03   3,240,468,453
13Overconcentrated %              12/31/03       0.74%
14Unconcentrated %                12/31/03       99.26%

Certificates
15Beginning of
  period/closing date
  Invested Amount                 01/01/03                              -    1,000,000,000   955,000,000    30,000,000   15,000,000
16Allocation Percentage           01/01/03
17End of period Invested
  Amount                          12/31/03                     24,132,018    1,000,000,000   955,000,000    30,000,000   15,000,000
18Principal Payments    01/01/03  12/31/03
  Outstanding Principal
19Balance               01/01/03  12/31/03                     24,132,018    1,000,000,000   	955,000,000    30,000,000  15,000,000
20Pool Factor

Excess Funding Account
21End of period balance           12/31/03               -
22Determination Date
  Deposit                         12/31/03               -
  Distribution Date
23Disbursement                    12/31/03               -
  Excess Funding Account
24Balance                         12/31/03               -

Reserve Fund
25Required Amount                 12/31/03                                     35,000,000
26Beginning Balance               01/01/03                                              -
27Deposits              01/01/03  12/31/03                                     35,213,610
28Disbursements         01/01/03  12/31/03                                        213,610
29Ending Balance                  12/31/03                                     35,000,000

Collections
30Principal Allocation
  Percentage                      12/31/03
31Floating Allocation
  Percentage                      12/31/03

32Principal Collections 01/01/03  12/31/03  11,328,320,748      6,057,971
33Nonprincipal Collectio01/01/03  12/31/03     191,474,245         46,172
34Total Collections     01/01/03  12/31/03  11,519,794,993      6,104,143

Defaults
35Defaulted Amount      01/01/03  12/31/03       9,915,832
36Investor Default Amoun01/01/03  12/31/03                              -       2,978,464       2,720,521        87,436      42,665

Interest
37Monthly Interest      01/01/03  12/31/03                              -       9,997,001       9,274,662       376,143     346,196
38Interest Shortfall    01/01/03  12/31/03                              -               -               -             -           -
39Additional Interest   01/01/03  12/31/03                              -               -               -             -           -
40Total                 01/01/03  12/31/03                                      9,997,001       9,274,662       376,143     346,196

Servicing Fee
41Certificate Balance for
  Servicing
  Fee determination               12/31/03                                   1,000,000,000   955,000,000    30,000,000   15,000,000
42Servicing Fee Rate                                                              2.00%           2.00%         2.00%        2.00%
43Servicing Fee         01/01/03  12/31/03                                     15,000,000      14,325,000       450,000     225,000
44Remaining Servicing Fee         12/31/03                                     15,000,000      14,325,000       450,000     225,000

Excess Servicing
45Nonprincipal Collectio01/01/03  12/31/03     191,474,245         46,172
46Servicer Advance Less
  Reimbursement of Servicer
  Advance               01/01/03  12/31/03      15,120,594
47Floating Allocation
  Percentage
48Investor Nonprincipal
  Collections           01/01/03  12/31/03                         46,172      60,242,949      57,532,016     1,807,289     903,644
49Investor portion of
  Servicer Advance
  Less Reimbursement    01/01/03  12/31/03                              -       4,745,814       4,532,253       142,373      71,188
50Plus:  Investment Proc01/01/03  12/31/03                              -         248,136               -             -           -
51Less:
52Monthly Interest      01/01/03  12/31/03                              -       9,997,001       9,274,662       376,143     346,196
53Prior periodly Interes01/01/03  12/31/03                              -               -               -             -           -
54Additional Interest   01/01/03  12/31/03                              -               -               -             -           -
55Reserve Fund Deposit  01/01/03  12/31/03                              -               -               -             -           -
56Default Amount        01/01/03  12/31/03                              -       2,984,786       2,850,470        89,544      44,772
57Charge-Offs           01/01/03  12/31/03                              -               -               -             -           -
58Servicing Fee         01/01/03  12/31/03                              -      15,000,000      14,325,000       450,000     225,000
59Carry-over Amount     01/01/03  12/31/03                              -               -               -             -           -
60                                                                      -               -               -             -           -
           Additional In01/01/03  12/31/03                              -               -               -             -           -
61Yield Supplement Dep. 01/01/03  12/31/03                              -               -               -             -           -
62Balance:  Excess Servi01/01/03  12/31/03                      46,172.00      37,255,109
                                                                            37,255,112.00
Collection Account
63Beginning Balance               12/31/02                                              -
64Deposits              01/01/03  12/31/03                                     14,742,843
65Disbursements         01/01/03  12/31/03                                     14,742,843
66Ending Balance                  12/31/03                                              -

Interest Funding Account
67Beginning Balance               12/31/02                                              -
68Deposits              01/01/03  12/31/03                                      9,997,475
69Disbursements         01/01/03  12/31/03                                      9,997,475
70Ending Balance                  12/31/03                                            -

Principal Funding Account
71Beginning Balance               12/31/02                                              -
72Deposits              01/01/03  12/31/03                                              -
73Disbursements         01/01/03  12/31/03                                              -
74Ending Balance                  12/31/03                                              -

80Total Amount Distribut01/01/03  12/31/03  9,997,001
